Form 10-Q
period 1995-09-30
RAMADA ASSURED INCOME ASSOCIATES LP
filed 1995-11-14
CIK 812821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One) X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 0-16756


                     RAMADA ASSURED INCOME ASSOCIATES, L.P.

             (Exact name of registrant as specified in its charter)


         Delaware                                       86-0565475

 (State or other jurisdiction of                     (I.R.S. Employer
Incorporation or organization)                      identification No.)

3 World Financial Center, 29th Floor, NY, NY
Attn:  Andre Anderson                                      10285

(Address of principal executive offices)                 (Zip code)

                                 (212) 526-3237

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes  X   No



Balance Sheets (in thousands)

                                                September 30,     December 31,
Assets                                                  1995             1994

Current assets:
  Cash and cash equivalents                         $  2,248         $  2,809
  Accounts receivable, net of allowance of
   $0 in 1995 and $100 in 1994                            84              241
  Restricted cash (Note 1)                                 0              300
  Prepaid and other assets                                 0               12

     Total Assets                                   $  2,332         $  3,362


Liabilities and Partners' Deficit

Current liabilities:
  Accounts payable and accrued liabilities          $     99         $    667

     Total Current Liabilities                            99              667

Partners' Capital (Deficit):
  General Partner                                         (5)          (1,612)
  Limited Partners (613 limited partnership
    units authorized, issued and outstanding)          2,238            4,307

     Total Partners' Capital                           2,233            2,695

     Total Liabilities and Partners' Capital        $  2,332         $  3,362





Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1995
(in thousands)
                                              Limited      General
                                             Partners      Partner      Total

Balance at December 31, 1994                 $  4,307     $ (1,612)  $  2,695
Contribution (Note 2)                               0        1,600      1,600
Distributions - income tax withholdings          (469)           0       (469)
Distribution (Note 2)                          (1,600)           0     (1,600)
Net income                                          0            7          7

Balance at September 30, 1995                $  2,238     $     (5)  $  2,233




Statements of Operations
(in thousands, except per Unit data)

                                    Three months ended       Nine months ended
                                       September 30,            September 30,
Hotel Revenues                       1995        1994         1995        1994

Rooms                                $   0  $   4,071        $   0   $  10,354
Food and beverage                        0      1,167            0       3,717
Other                                   61        105          155         276

  Total Revenues                        61      5,343          155      14,347

Departmental Expenses

Rooms                                    0      1,433            0       3,856
Food and beverage                        0      1,317            0       3,734
Other                                    0       (217)           0         107

  Total Expenses                         0      2,533            0       7,697

Departmental income                     61      2,810          155       6,650


Unallocated Hotel Operating Expenses

Interest Expense                         0      1,664            0       4,949
Advertising and sales                    0        360            0         934
General and administrative              17        572          148       1,535
Utilities and maintenance                0        917            0       2,512
Management fees                          0        162            0         432
Insurance and Property taxes             0        333            0       1,068
Depreciation and amortization            0        420            0       1,260

                                        17      4,428          148      12,690

Net operating income (loss) before loss
 on sales of property and equipment,
 provision for real estate loss and
 extraordinary item                     44     (1,618)           7      (6,040)


Provision for real estate loss           0    (16,661)           0     (16,661)

Net income (loss) before
 extraordinary item                     44    (18,279)           7     (22,701)

Extraordinary Item:

Forgiveness of indebtedness              0     62,670            0      62,670

  Net Income                         $  44  $  44,391        $   7   $  39,969


Net Income Allocated:

To the General Partner               $  44  $ (10,004)       $   7   $ (10,048)
To the Limited
Partners                                 0     54,395            0      50,017

                                     $  44  $  44,391        $   7   $  39,969

Per limited partnership unit
  (613 outstanding)
  Net income (loss) before
    extraordinary item               $   0  $ (29,819)       $   0   $ (37,033)
  Extraordinary item                     0    102,235            0     102,235

                                     $   0  $  72,416        $   0   $  65,202




Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994
(in thousands)

Cash Flows from Operating Activities:                      1995          1994

Net income                                             $      7     $  39,969
Adjustments to reconcile net income (loss) to
 net cash provided by (used for) operating
 activities:
    Depreciation and amortization                             0         1,260
    Zero coupon notes discount amortization                   0         1,682
    Forgiveness of indebtedness                               0       (62,670)
    Loss on write-down of real estate                         0        16,661
    Allowance for doubtful accounts                           0           (76)
    Increase (decrease) in cash arising from
      changes in operating assets and
      liabilities:
        Accounts receivable, net                            157          (317)
        Prepaid expenses and other assets                    12           201
        Accounts payable and accrued expenses              (568)          392
        Accrued interest on debt declared accelerated         0         3,267

Net cash provided by (used for) operating activities       (392)          369

Cash Flows from Investing Activities:

  Additions to real estate                                    0          (445)
  Restricted cash - Performance Bonus                         0            (7)
  Restricted cash                                           300             0

Net cash provided by (used for) investing activities        300          (452)

Cash Flows from Financing Activities:

  Capital Contributions by General Partner                1,600         2,900
  Distributions paid                                     (2,069)       (4,000)

Net cash used for financing activities                     (469)       (1,100)

Net decrease in cash                                       (561)       (1,183)
Cash at beginning of period                               2,809         2,647

Cash at end of period                                  $  2,248     $   1,464


Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest               $      0     $       0




Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Note 1:

On March 1, 1995, $300,000 in escrow funds held in restricted cash was released to the Partnership.

Note 2:

Pursuant to the January 24, 1994 court order approving the settlement and dismissing the class action lawsuit, Ramada Inc. was required to pay the Partnership an additional $4.8 million with respect to the Guaranty in three installments of $1.6 million each. Prior to 1995, the Partnership received the first two installments totalling $3.2 million. On March 21, 1995, the Partnership received the final installment of $1.6 million which satisfied Ramada, Inc.'s obligation to the Partnership. The Partnership distributed the final $1.6 million to the class members on May 5, 1995.




Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

On October 3, 1994, the Partnership closed on the sale of its six remaining hotels (collectively, the "Hotels") to affiliates of Ashford Financial Corporation ("Ashford"). The Hotels sold for $20,250,000, from which $17,050,000 of the proceeds was utilized to pay the Noteholders, who agreed to forgive the remaining portion of the Partnership's outstanding debt balance and accrued interest as of the date of the sale in the amount of $62,670,000. The balance of the sales proceeds, after transaction expenses, was added to the Partnership's working capital. As of October 3, 1994, all 10 of the Partnership's hotels were sold, and the Partnership is currently in the process of collecting its remaining accounts receivable and settling its remaining liabilities. In accordance with the terms of the sales contract with Ashford, the Partnership is obligated to remain the holder of certain of the Hotels' operating licenses for up to one year following the date of sale. Therefore, it is currently anticipated that the Partnership will dissolve prior to year-end 1995.

The Partnership had cash and cash equivalents of $2,248,000 at September 30, 1995, compared with $2,809,000 at December 31, 1994. The decrease is due primarily to the payment of accounts payable and accrued expenses and the payment of withholding taxes on behalf of the Limited Partners, which was partially offset by the release of escrowed funds. Accounts payable and accrued liabilities decreased to $99,000 at September 30, 1995 from $667,000 at December 31, 1994, primarily due to the payment of property operating expenses, audit and legal fees.

On March 1, 1995, $300,000 in escrow funds held in restricted cash was released to the Partnership.

During 1995, approximately $469,000 in state income taxes was paid by the Partnership on behalf of the Limited Partners. The payment of taxes will reduce the Partnership's liquidating distribution.

Pursuant to the January 24, 1994 court order approving the settlement and dismissing the class action lawsuit, Ramada, Inc. was required to pay the Partnership an additional $4.8 million with respect to the Guaranty in three installments of $1.6 million each. Prior to 1995, the Partnership received, and distributed to class members, the first two installments totalling $3.2 million. On March 21, 1995, the Partnership received the final installment of $1.6 million, which satisfied Ramada, Inc.'s obligation to the Partnership. The Partnership distributed the final $1.6 million to class members on May 5, 1995. The General Partner is currently evaluating the Partnership's remaining cash needs and will make a final liquidating distribution upon settlement of the Partnership's remaining liabilities.

Results of Operations

Total revenues for the three and nine-month periods ended September 30, 1995 were $61,000 and $155,000, respectively, consisting primarily of interest income earned on cash balances. Total revenues for the three and nine-month periods ended September 30, 1994 were $5,343,000 and $14,347,000, respectively, resulting from operations of the remaining six hotels, which were sold on October 3, 1994.

Total operating costs and expenses for the three and nine-month periods ended September 30, 1995 were $17,000 and $148,000, respectively, resulting from general and administrative expenses. Operating expenses for the three and nine-month periods ended September 30, 1994 totalled $4,428,000 and $12,690,000, respectively. The decrease in 1995 is due to the sale of the remaining six hotels.






PART II         OTHER INFORMATION


Items 1 - 5     Not applicable


Item 6          Exhibits and reports on Form 8-K.

                (a)  Exhibits

                     (27)  Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       RAMADA ASSURED INCOME ASSOCIATES,  L.P.

                              BY:      HRH1, INC. General Partner




Date:   November 14, 1995
                              BY:      /s/Jeffrey C. Carter
                              Name:    Jeffrey C. Carter
                              Title:   President, Director and Chief
                                       Financial Officer